Form 10-Q
period 1996-06-30
INOVISION CORP
filed 1996-08-08
CIK 775526

           United States Securities and Exchange Commission
                           Washington, DC  20549

                                  FORM 10Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Quarterly Period Ended June 30, 1996
                                   or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to__________

                           Commission File No.  1-8987

                            INOVISION CORPORATION
            (Exact name of Registrant as specified in its charter)

                                 Delaware
       (State or other jurisdiction of incorporation or organization)

                                06-1043736
                   (I.R.S. Employer Identification Number)

                   c/o Proskauer Rose Goetz & Mendelsohn LLP
                    1585 Broadway, New York, New York  10036
              (Address of principal executive offices)(Zip Code)

                                (212) 969-3000
                  (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

Applicable only to Registrants involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   x    No___

Number of shares outstanding of the Registrant's Common
Stock, as of the latest practicable date: 37,462,569 shares of Common Stock, par value $.01 per share, were outstanding as of November 9, 1994 on which date the Registrant closed its transfer book for purposes of making liquidating distributions.

                               INOVISION CORPORATION

                       Statement of Net Assets in Liquidation
                                As of June 30, 1996

               (In thousands, except share and per share amounts)

                                        (Liquidation Basis)

                             December 31, 1995               June 30, 1996
Assets
Cash and Cash
    Equivalents (note 2)         $         200              $          176
Marketable
    Securities (note 3)                  2,972                       2,956
Settlement rights (note 5)                 291                         291
                                 ______________             _______________

                                 $       3,463              $        3,423
                                 ______________             _______________
Liabilities
Accrued expenses and
   other liabilities
   including liquidation
   costs                         $         964              $          833
Liquidation distribution
     payable (note 1)                      863                         859
                                 ______________             _______________

                                         1,827                       1,692
                                 ______________             _______________
Net assets in liquidation
     (note 1)                    $       1,636              $        1,731
                                 ==============             ===============
Number of common shares
    as of Record Date
    (note 1)                        37,462,569                  37,462,569
                                 ==============             ===============
Net assets in liquidation
     per share                   $        0.04              $         0.05
                                 ==============             ===============

See accompanying notes to financial statements.

                              INOVISION CORPORATION

                 Statement of Changes in Net Assets in Liquidation
                     For the six months ending June 30, 1996

                                 (In thousands)

                               (Liquidation Basis)

Net assets in liquidation
     at December 31, 1995                                $       1,636

Interest Income                                                     62

Settlement Income                                                   33
                                                         _____________
Net assets in liquidation
     at June 30, 1996                                    $       1,731
                                                         =============

See accompanying notes to financial statements.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)     Basis of Presentation
          Effective November 9, 1994, the Company adopted a Plan of Complete Liquidation and Dissolution (the "Plan of Liquidation"). As a result, the Company has adopted the liquidation basis of accounting for all periods subsequent of November 8, 1994. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts.

         These financial statements are unaudited, but in the opinion of management include all adjustments necessary to fairly state the information included therein in accordance with generally accepted accounting principles for the interim financial information and in accordance with instructions to form 10Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes thereto which are incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995.

(2)     Cash and Cash Equivalents
          Cash equivalents consist of cash and tax-exempt municipal debt instruments having maturities of 90 days or less.

(3)      Marketable Securities
           Marketable securities consist of tax-exempt municipal obligations which will mature in 1997 and 1998. Interest income is accrued as earned and is reflected in the asset value of the marketable security. Marketable securities are valued at approximate market price.


(4)      Income Taxes
          The Company believes that it has tax net operating loss carryforwards. Accordingly, no provision for income taxes is necessary.

(5)      Settlement Rights
          The Company, in settlement of a litigation relating to the production of an animated motion picture featuring music by the Beatles has rights to future payments of (i) $33,333 payable in January 1998, and (ii) depending upon an amount in respect to taxes which may be payable, between $282,500 and $332,500 payable in January 2000. If principal photography on this motion picture commences, each of the foregoing payments will be accelerated to the date on which such principal photography commences.

          The Company also is a party to a settlement and escrow agreement with the producers of the theatrical motion picture, "Benji, the Hunted," pursuant to which the Company is entitled to receive 30% of all future royalties generated by the film until the royalties received by the Company under the settlement reaches $3.0 million. To date, the Company has received royalties of $1,509,302.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

          Since the effective date of the Company's Plan of Liquidation on November 9, 1994, the Company's Financial
Statements are presented on a liquidation basis. See the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10K for the year ended December 31, 1995.

         Under the Plan of Liquidation, a liquidating distribution of $93,656,000 ($2.50 per share) was declared payable to holders of the Company's Common Stock on November 9, 1994
("Record Date Distribution").  During the six months ended
June 30, 1996, the unpaid Record Date Distribution was reduced from $863,000 to $859,000. The remaining $859,000 of the
Record Date Distribution, payable to holders of the Company's
Common Stock on November 9, 1994 who had not surrendered their share certificates as of June 30, 1996, is recorded as a liability on the Company's June 30, 1996 statement of assets in liquidation.

Part II

          (1)     Legal Proceedings
                    None.

          (2)     Changes in Securities
                    None.

          (3)     Defaults Upon Senior Securities
                    None.

          (4)     Submission of Matters to a Vote of Security Holders
                    None.

          (5)     Other Information
                    None.

          (6)     Exhibits and Reports on Form 8-K
                    (c) Exhibits
                    27 Financial Data Schedule - Article 5 for 3MOS Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inovision Corporation
Registrant

Dated:  August 8, 1996

By:   /s/Austin O. Furst, Jr.
    ______________________________
           Austin O. Furst, Jr.
           Chairman of the Board, Principal Executive Officer
           and Principal Financial and Accounting Officer


DOCUMENT
TYPE                                   EX-27
DESCRIPTION                            Art 5 FDS For Second
TEXT                                   Quarter 10-Q

ARTICLE                                5
TABLE

PERIOD-TYPE                              3-MOS
FISCAL-YEAR-END                    Dec-31-1996
PERIOD-END                        June-30-1996

CASH                                   176,000
SECURITIES                           2,956,000
RECEIVABLES                                  0
ALLOWANCES                                   0
INVENTORY                                    0
CURRENT-ASSETS                       3,132,000
PP&E                                   291,000
DEPRECIATION                                 0
TOTAL-ASSETS                         3,423,000
CURRENT-LIABILITIES                  1,692,000
BONDS                                        0
COMMON                                       0
PREFERRED-MANDATORY                          0
PREFERRED                                    0
OTHER-SE                             1,731,000
TOTAL-LIABILITY-AND-EQUITY           3,423,000
SALES                                        0
TOTAL-REVENUES                          95,000
CGS                                          0
TOTAL-COSTS                                  0
OTHER-EXPENSES                               0
LOSS-PROVISION                               0

INTEREST-EXPENSE                             0
INCOME-PRETAX                                0
INCOME-TAX                                   0
INCOME-CONTINUING                            0
DISCONTINUED                                 0
EXTRAORDINARY                                0
CHANGES                                      0
NET-INCOME                                   0
EPS-PRIMARY                                  0
EPS-DILUTED                                  0
