Form 10-Q
period 1996-09-30
INOVISION CORP
filed 1996-11-08
CIK 775526

           United States Securities and Exchange Commission
                           Washington, DC  20549

                                  FORM 10Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Quarterly Period Ended September 30, 1996
                                   or
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

                               INOVISION CORPORATION

                       Statement of Net Assets in Liquidation
                                As of September 30, 1996

               (In thousands, except share and per share amounts)

                                        (Liquidation Basis)

                             December 31, 1995           September 30, 1996
Assets
Cash and Cash
    Equivalents (note 2)         $         200              $          705
Marketable
    Securities (note 3)                  2,972                       2,434
Settlement rights (note 5)                 291                         291
                                 ______________             _______________

                                 $       3,463              $        3,430
                                 ______________             _______________
Liabilities
Accrued expenses and
   other liabilities
   including liquidation
   costs                         $         964              $          813
Liquidation distribution
     payable (note 1)                      863                         854
                                 ______________             _______________

                                         1,827                       1,667
                                 ______________             _______________
Net assets in liquidation
     (note 1)                    $       1,636              $        1,763
                                 ==============             ===============
Number of common shares
    as of Record Date
    (note 1)                        37,462,569                  37,462,569
                                 ==============             ===============
Net assets in liquidation
     per share                   $        0.04              $         0.05
                                 ==============             ===============

See accompanying notes to financial statements.

                              INOVISION CORPORATION

                 Statement of Changes in Net Assets in Liquidation
                     For the nine months ending September 30, 1996

                                 (In thousands)

                               (Liquidation Basis)

Net assets in liquidation
     at December 31, 1995                                $       1,636

Interest Income                                                     94

Settlement Income                                                   33
                                                         _____________
Net assets in liquidation
     at September 30, 1996                               $       1,763
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

         Under the Plan of Liquidation, a liquidating distribution of $93,656,000 ($2.50 per share) was declared payable to holders of the Company's Common Stock on November 9, 1994
("Record Date Distribution").  During the nine months ended
September 30, 1996, the unpaid Record Date Distribution was reduced from $863,000 to $854,000. The remaining $854,000 of the
Record Date Distribution, payable to holders of the Company's
Common Stock on November 9, 1994 who had not surrendered their share certificates as of September 30, 1996, is recorded as a liability on the Company's September 30, 1996 statement of assets in liquidation.

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

Dated:  November 8, 1996

By:   /s/Austin O. Furst, Jr.
    ______________________________
           Austin O. Furst, Jr.
           Chairman of the Board, Principal Executive Officer
           and Principal Financial and Accounting Officer






