Form 10-K
period 1996-12-31
INOVISION CORP
filed 1997-03-27
CIK 775526

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10 - K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
For the Fiscal Year Ended December 31, 1996
OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934 (No Fee Required)
For the transition period from __________ to __________

Commission File Number 1-8987

INOVISION CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

06-1043736
(I.R.S. Employer Identification Number)

c/o Proskauer Rose Goetz & Mendelsohn LLP,
1585 Broadway, New York, NY 10036
(Address of principal executive offices)(Zip Code)

(212) 969-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:   None
Securities Registered Pursuant to Section 12 (g) of the Act:   Common Stock, par
value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  |_|    NO |_|

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES  |X|    NO |_|

Number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date:

37,462,569 shares of Common Stock, par value $.01 per share, were outstanding as of November 9, 1994 on which date the registrant closed its transfer book for purposes of making liquidating distributions.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. BUSINESS

Inovision Corporation (formerly Vestron Inc.) (the "Company") conducted no business operations during 1996. Historically, the revenues of the Company were derived principally from the worldwide distribution, in home video and in other media and markets, of feature films acquired from third parties. In July, 1991, the Company sold substantially all of its operating assets and liabilities to Vestron Acquisition Corporation ("VAC"), an indirect, wholly-owned subsidiary of LIVE Entertainment Inc. and changed its name from Vestron Inc. to Inovision Corporation. Immediately after the closing of the sale to VAC, the Company's assets consisted principally of: (1) rights under litigations and settlement agreements not acquired by VAC, including a claim against Security Pacific National Bank (the "Security Pacific Litigation") and the Settlement Rights described below; and (2) miscellaneous other assets. In May, 1993, the Company received $100,000,000 (before legal fees and other costs) in full settlement of its claims against Security Pacific. After 1991 the Company had no paid employees but retained consultants who supplied services on an as needed basis.

Effective November 9, 1994 (the "Record Date"), the Company adopted a Plan of Complete Liquidation and Dissolution (the "Plan" or "Plan of Liquidation"). Substantially all assets of the Company other than the Contingency Reserve and the Settlement Rights described below were distributed to holders of the Company's Common Stock on November 9, 1994 ("Record Date Holders") in a liquidating distribution (the "Record Date Distribution") in the amount of $2.50 per share. Through December 31, 1996, assets aggregating $92,814,000 of the Record Date Distribution were distributed to Record Date Holders, and the remaining $842,000 of the Record Date Distribution, payable to Record Date Holders who had not surrendered their share certificates as of December 31, 1996, is recorded as a liability on the Company's December 31, 1996 statement of net assets in liquidation.

In addition to the Contingency Reserve and the Settlement Rights, the Company may be entitled to the payment of an Overage Amount by Frogtown Holdings, Inc., the Company's majority stockholder (the "Majority Stockholder"), as described in "Item 13. Certain Relationships and Related Transactions". The Company, prior to September 30, 1998, will either liquidate its remaining assets and make a final distribution of the aggregate amount of cash held by the Company (after payment or provision for payment of the Company's indebtedness and other obligations), if any, pro rata per share to each Record Date Holder or, in lieu of making such distributions, in the discretion of the Board, the Company may transfer all of its assets to a liquidating trust. In such event, the Company would distribute beneficial interests in such liquidating trust pro rata per share to the Record Date Holders, in complete liquidation. No distribution shall be made by the Company or a liquidating trust, if any, to any Record Date

Holder if the aggregate amount of the final distribution to the Record Date Holder would be less than $1.00.

Pursuant to the Plan, a contingency reserve (the "Contingency Reserve") had been established to prosecute a litigation relating to the production of an animated motion picture featuring music by the Beatles. The litigation was settled in 1995 and the remaining portion of the Contingency Reserve was reversed. Pursuant to the settlement (the "ITC Settlement") the Company has rights to future payments of (i) $33,333 payable in January 1998, and (ii) depending upon an amount in respect to taxes which may be payable, between $282,500 and $332,500 payable in January 2000. If principal photography on this motion picture commences, each of the foregoing payments will be accelerated to the date on which such principal photography commences. The Company also is a party to a settlement and escrow agreement (the "Benji Settlement") with the producers of the theatrical motion picture, "Benji, the Hunted," pursuant to which the Company shares in the royalties periodically generated by the film. Pursuant to the Benji Settlement, the Company has received $1.5 million prior to 1995, an additional $9,302 during 1995 and an additional $41,688 during 1996. The Company will receive 30% of all future royalties, until the total royalties received by the Company under the settlement reaches $3,000,000. At that point, the Company will not be entitled to share in any future royalties. The Benji Settlement and the ITC Settlement are referred to herein as the "Settlement Rights."

ITEM 2. DESCRIPTION OF PROPERTIES

The Company does not own or lease any real property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

The Company closed its transfer books on the Record Date and at such time the Company's transfer agent ceased recording stock transfers and issuing stock certificates. Accordingly, trading in the shares ceased on that date. Future distributions, if any, under the Plan (including distributions by the liquidating trust, if any) will be made to Record Date Holders according to their stockholdings as of the Record Date. Interests in any liquidating trust will not be transferable except by bequest or inheritance, in the case of an individual, or by operation of law. Each Record Date Holder is required to surrender certificates representing his, her or its shares of Common Stock in order to receive any liquidating distribution. Accordingly, most stockholders have forwarded their stock certificates, together with the letter of transmittal properly executed and completed, to the Company's transfer agent. All distributions otherwise payable by the Company, if any, under the Plan to Record Date Holders who have not surrendered their stock certificates will be held for such stockholders, without interest, until the surrender of their certificates (subject to escheat pursuant to applicable laws relating to unclaimed property). There are 2,089 Record Date Holders.

Dividends

Except for the Record Date Distribution and any future distributions that may occur under the Plan, the Company has not paid, and will not pay, any dividends.

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data (5)
--------------------------------                                            Period    Period
(in thousands except for per share information)           Year     Year    11/9/94    1/1/94         Year Ended December 31,
                                                          Ended    Ended     to        to        ---------------------------------
                                                         12/31/96 12/31/95 12/31/94  11/8/94       1993        1992        1991
                                                          ------   ------   ------   --------    --------    --------    ---------
Continuing Operations:
    Litigation (expense) settlement                          N/A      N/A      N/A       (129)     94,251      (1,283)      (2,399)
    Unrealized (loss) on marketable securities               N/A      N/A      N/A     (3,226)       --          --           --
    Realized loss on marketable securities                   N/A      N/A      N/A       (531)       --          --           --
    Interest income                                          N/A      N/A      N/A      3,034       2,038        --           --
    General and administrative expenses, net of
        miscellaneous income                                 N/A      N/A      N/A       (328)       (375)       (254)        (525)
                                                          ------   ------   ------   --------    --------    --------    ---------
        Income (loss) before reorganization expense
              and income tax benefit                         N/A      N/A      N/A     (1,180)     95,914      (1,537)      (2,924)

Reorganization expenses                                      N/A      N/A      N/A       --          --          --          3,604
                                                          ------   ------   ------   --------    --------    --------    ---------

        Income (loss) before income tax benefit              N/A      N/A      N/A     (1,180)     95,914      (1,537)      (6,528)

Income tax benefit                                           N/A      N/A      N/A       --          --          --           --
                                                          ------   ------   ------   --------    --------    --------    ---------

        Income (loss) from continuing operations             N/A      N/A      N/A     (1,180)     95,914      (1,537)      (6,528)

Discontinued Operations:
    Loss from discontinued operations                        N/A      N/A      N/A       --          --          --           --
    Gain (loss) on disposal of discontinued operations       N/A      N/A      N/A       --          --          --        119,138
                                                          ------   ------   ------   --------    --------    --------    ---------

        Income (loss) from discontinued operations           N/A      N/A      N/A       --          --          --        119,138
                                                          ------   ------   ------   --------    --------    --------    ---------

        Net income (loss) before cumulative effect of
                change in accounting principle               N/A      N/A      N/A     (1,180)     95,914      (1,537)     112,610

Cumulative effect of change in accounting principle (2)      N/A      N/A      N/A      1,413        --          --           --

        Net income (loss)                                  $ N/A    $ N/A    $ N/A   $    233    $ 95,914    $ (1,537)   $ 112,610
                                                          ======   ======   ======   ========    ========    ========    =========

Net income (loss) per share:
        Continuing operations                              $ N/A    $ N/A    $ N/A   $  (0.03)   $   2.56    $  (0.04)   $   (0.17)
        Discontinued operations                              N/A      N/A      N/A       --          --          --           3.18
        Cumulative effect of change in accounting
                principle per share                          N/A      N/A      N/A       0.04        --          --           --
                                                          ------   ------   ------   --------    --------    --------    ---------
       Total income (loss) per share (3)                     N/A      N/A      N/A       0.01        2.56       (0.04)        3.01
                                                          ======   ======   ======   ========    ========    ========    =========

Weighted average number of common shares outstanding         N/A      N/A      N/A     37,463      37,463      37,463       37,463
                                                          ======   ======   ======   ========    ========    ========    =========
Balance Sheet Data
Assets of discontinued operations                            N/A      N/A      N/A        N/A        --          --           --
Total assets                                                 N/A      N/A      N/A        N/A      95,331         102        1,354
Stockholders' equity (deficit) (4)                           N/A      N/A      N/A        N/A      93,837      (2,077)        (540)
Net assets in liquidation (1)                              1,798    1,636    1,135        N/A         N/A         N/A          N/A
Net assets in liquidation per share                         0.05     0.04     0.03        N/A         N/A         N/A          N/A

----------
(1) The Company adopted a the Plan of liquidation effective November 9, 1994. The financial statements have been presented on a going concern basis for the periods on and before November 8, 1994, and on a liquidation basis effective on and after November 9, 1994.
(2) The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994.
(3) The effect of the fully diluted earnings per share calculation is either anti-dilutive or inapplicable for all other years presented.
(4)  The Company has not paid any cash dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company conducted no business operations after 1991.

On November 9, 1994, the Plan of Liquidation became effective and for periods thereafter the Company's financial statements are presented on a liquidation basis. Under the liquidation basis of accounting, assets are stated at their anticipated net realizable value. The adjustments to reflect the change to liquidation basis of accounting was an increase in net assets in liquidation of $698,000. Pursuant to the Plan of Liquidation, assets aggregating $92,814,000 of the Record Date Distribution were distributed to Record Date Holders through December 31, 1996. The remaining $842,000 of the Record Date Distribution, payable to Record Date Holders who had not surrendered their share certificates as of December 31, 1996, is recorded as a liability on the Company's December 31, 1996 Statement of Net Assets in Liquidation. The Company's Statement of Net Assets in Liquidation as of December 31, 1996 includes cash equivalents, marketable securities and the Settlement Rights. The Company also may be entitled to the Overage Amount, if any. See "Item 13.
Certain Relationships and Related Transactions."

ITEM 8. FINANCIAL STATEMENTS

Index to Financial Statements

                                                                           Page:

Independent Auditors' Report                                                 9

Financial Statements:

Statement of Net Assets in Liquidation                                      10
as of December 31, 1995 and 1996
(Liquidation Basis)

Statement of Changes in Net Assets in Liquidation                           11
Period November 9, 1994 to December 31, 1994
and Years Ended December 31, 1995 and 1996
(Liquidation Basis)

Statement of Operations                                                     12
Period January 1, 1994 to November 8, 1994
(Going Concern Basis)

Statement of Stockholders' Equity (Deficit)                                 13
Period January 1, 1994 to November 8, 1994
(Going Concern Basis)

Statement of Cash Flows                                                     14
Period January 1, 1994 to November 8, 1994
(Going Concern Basis)

Notes to Financial Statements                                               15

[LOGO] Peat Marwick LLP
       Stamford Square
       3001 Summer Street
       Stanford, CT 06905

                        Independent Auditors' Report

The Board of Directors and Stockholders
Inovision Corporation:

We have audited the statement of net assets in liquidation of Inovision Corporation as of December 31, 1996 and 1995, and the related statement of changes in net assets in liquidation for the years ended December 31, 1996 and 1995 and the period from November 9, 1994 to December 31, 1994. We have also audited the statement of operations, stockholders' equity and cash flows for the period from January 1, 1994 to November 8, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note I to the financial statements, the stockholders of Inovision Corporation approved a plan of liquidation effective November 9, 1994, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to November 8, 1994 from the going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1996 and 1995, and the changes in its net assets in liquidation for the years ended December 31, 1996 and 1995 and the period from November 9, 1994 to December 31, 1994, and the results of its operations and its cash flows for the period from January 1, 1994 to November 8, 1994, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

As discussed in Note 7 to the financial statements, Inovision Corporation changed its method of accounting for securities, effective January 1, 1994, to adopt the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

                                         /s/ KPMG PEAT MARWICK LLP

Stanford Connecticut
March 21, 1997

                              INOVISION CORPORATION

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 31, 1995
                              AND DECEMBER 31, 1996

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                               (LIQUIDATION BASIS)

                                                      December 31,  December 31,
                                                         1996          1995
                                                      -----------   -----------
ASSETS

Cash and cash equivalents  (note 1)                   $       724   $       200
Marketable Securities (note 1)                              2,459         2,972
Settlement rights (note 5)                                    253           291
                                                      -----------   -----------

                                                      $     3,436   $     3,463
                                                      -----------   -----------

LIABILITIES

Accrued expenses and other liabilities
     including liquidation costs (note 3)             $       796   $       964
Liquidation distribution payable (note 4)                     842           863
                                                      -----------   -----------

                                                            1,638         1,827
                                                      -----------   -----------

Net assets in liquidation (note 1)                    $     1,798   $     1,636
                                                      ===========   ===========

Number of common shares as of Record Date (note 1)     37,462,569    37,462,569
                                                      ===========   ===========

Net assets in liquidation per share                   $      0.05   $      0.04
                                                      ===========   ===========

See accompanying notes to financial statements.

                              INOVISION CORPORATION

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              FOR THE PERIOD NOVEMBER 9, 1994 TO DECEMBER 31, 1994
                AND FOR THE YEAR ENDED DECEMBER 31, 1995 and 1996

                                 (IN THOUSANDS)

                               (LIQUIDATION BASIS)

Shareholders' equity at November 9, 1994 (going concern basis)              $ 94,070

Adjustments to reflect change to liquidation basis of accounting (note 1)        698
                                                                            --------

Net assets in liquidation at November 9, 1994                                 94,768

Interest income                                                                   23

Liquidation distributions declared (note 4)                                  (93,656)
                                                                            --------

Net assets in liquidation at December 31, 1994                              $  1,135
                                                                            --------

Interest income                                                                  144

Reduction in remaining unapplied ITC Settlement contingency reserve              343

Unrealized Gain in Marketable Securities                                           5

Other Income                                                                       9
                                                                            --------

Net assets in liquidation at December 31, 1995                              $  1,636
                                                                            --------

Interest income                                                                  155

Adjustment to Settlement Rights                                                   38

Unrealized (Loss) in Marketable Securities                                       (28)

Realized (Loss) in Marketable Securities                                          (3)
                                                                            --------

Net assets in liquidation at December 31, 1996                              $  1,798
                                                                            ========

See accompanying notes to financial statements.

                              INOVISION CORPORATION

                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                              (GOING CONCERN BASIS)

                                                                        Period
                                                                         1/1/94
                                                                          to
                                                                        11/8/94
                                                                       --------
Litigation (expense) settlement (note 6)                                   (129)
Unrealized loss on marketable securities (note 7)                        (3,324)
Realized loss on marketable securities                                     (433)
Interest income                                                           3,034
General and administrative expenses                                        (332)
Other income                                                                  4
                                                                       --------
      Net income (loss) before cumulative effect of
                change in accounting principle                           (1,180)
Cumulative effect of change in accounting principle (note 7)              1,413
                                                                       --------

      Net income (loss)                                                     233
                                                                       ========

Per common and common equivalent share(1):(note 7)

Primary:
    Net income (loss) per share before cumulative effect of
        change in accounting principle                                    (0.03)
    Net income per share from cumulative effect of change
        in accounting principle                                            0.04
                                                                       --------

   Net income (loss) per share                                             0.01
                                                                       ========


Weighted average number of common and
   common equivalent shares outstanding:

Primary                                                                  37,463
                                                                       ========

(1) The effect of the fully diluted earnings per share computation is either anti-dilutive or not applicable and is therefore not presented.

See accompanying notes to financial statements.

                              INOVISION CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                              (GOING CONCERN BASIS)

                                     ADDITIONAL  ACCUMULATED
                             COMMON   PAID-IN     EARNINGS    TREASURY
                              STOCK   CAPITAL     (DEFICIT)    STOCK      TOTAL
                             ------  ----------  -----------  --------    -----

Balance, December 31, 1993    $375    $67,421     $26,204      $(163)    $93,837

    Net income                 --        --           233       --           233
                              ----    -------     -------      -----     -------

Balance, November 9, 1994     $375    $67,421     $26,437      $(163)    $94,070
                              ====    =======     =======      =====     =======

See accompanying notes to financial statements.

                              INOVISION CORPORATION

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                              (GOING CONCERN BASIS)

                                                                        Period
                                                                        1/1/94
                                                                         To
                                                                       11/8/94
                                                                       -------
Cash flows from operating activities:
   Net income (loss)                                                  $    233

  Adjustments to reconcile net income (loss) to cash (used in)
            provided by operations:
        Cumulative effect of change in accounting principle             (1,413)
        Realized loss on sale of securities not matured                    433
        Unrealized loss on marketable securities                         3,324
        Amortization of bond premium                                     1,032
        Proceeds from sale of marketable securities not matured         10,321
        (Increase) decrease in accrued interest receivable                 496
        Increase (decrease) in accrued litigation expenses
                and other liabilities                                     (345)
                                                                      --------

        Net cash provided by (used in) operating activities             14,081



Cash flows used by (used in) investing activities                         --

Cash flows provided by (used in) financing activities                     --

                                                                      --------
        Net increase (decrease) in cash and cash equivalents            14,081

          Balance at beginning of period, cash and cash equivalents     22,951
                                                                      --------

        Balance at end of period, cash and  cash equivalents          $ 37,032
                                                                      ========

Supplemental disclosure of cash information:

Interest paid                                                         $   --
Income and franchise taxes paid                                       $     66

See accompanying notes to financial statements.

INOVISION CORPORATION

Notes to Financial Statements

December 31, 1996, 1995 and 1994
Liquidation Basis Statements - Notes to Financial Statements

(1) Summary of Significant Accounting Policies

On June 16, 1994, the Board of Directors authorized and adopted the Company's Plan of Complete Liquidation and Dissolution (the "Plan"), which Plan was approved by Frogtown Holdings, Inc., the Company's majority stockholder (the "Majority Stockholder"), effective November 9, 1994 (the "Record Date"). The Plan provides for (a) the distribution to the Company's shareholders in kind or in proceeds from sales or disposition of all of the Company's assets, (b) the payment of or provision for all of the Company's liabilities and obligations,
(c) the transfer of any remaining assets to a liquidating trust by September 30, 1998, if applicable, and (4) the dissolution of the Company. Pursuant to the Plan, a contingency reserve (the "Contingency Reserve") was established to prosecute the litigation with ITC. The remaining ITC Contingency Reserve was eliminated in 1995 after receipt of settlement funds (see note 5).

The Company, prior to September 30, 1998, will either liquidate its remaining assets and make a final distribution of the aggregate amount of cash held by the Company (after payment or provision for payment of the Company's indebtedness and other obligations), if any, pro rata per share to each Record Date Holder or, in lieu of making such distributions, in the discretion of the Board, the Company may transfer all of its assets to a liquidating trust. In such event, the Company would distribute beneficial interests in such liquidating trust pro rata per share to the Record Date Holders, in complete liquidation.

As a result, the Company has adopted the liquidation basis of accounting for all periods subsequent of November 8, 1994. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts. Investments held at November 9, 1994 were valued based upon their fair market value as determined by the current trading value as of that date. The Record Date Distribution (see note 4) was made solely in cash to all stockholders other than the Majority Stockholder. The Majority Stockholder received its Record Date Distribution by delivery of
(A) certain assets of the Company with an ascribed value of $120,000 (the "In Kind Assets") and (B) the remainder in cash, cash equivalents and marketable tax-exempt municipal debt securities with an ascribed value equal to the average of the quotes thereon by two independent valuation sources on November 8, 1994.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any additional liquidating distributions will depend upon a variety of factors not presently determinable. The valuations presented in the accompanying Statement of

INOVISION CORPORATION

Notes to Financial Statements

Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the provisions of the Plan. The actual values and costs could be higher or lower than the amounts recorded.

Cash and Cash Equivalents

Cash equivalents consist of cash and tax-exempt municipal debt instruments having maturities of 90 days or less. The carrying amount is a reasonable estimate of fair value.

Marketable Securities

Marketable securities consists of tax-exempt municipal obligations with maturities ranging from 1996 and 1998. Interest income is accrued as earned and is reflected in the asset value of the marketable securities. Marketable Securities are valued at approximate market price.

(2) Liquidation Related Party Transactions

On October 11, 1994, the Majority Stockholder of the Company authorized and adopted the Plan effective on November 9, 1994. The Majority Stockholder voted a sufficient number of shares to approve the Company's Plan without the vote of any other stockholder. The sole stockholder of the Majority Stockholder is an entity controlled by Austin O. Furst, Jr., the Company's Chief Executive Officer and Chairman of its Board of Directors.

Pursuant to the Company's Plan of Liquidation, certain In Kind Assets with no book value consisting of remaining development and sequel rights, insurance claims, incidental tangible assets, and tradenames were treated as part of the liquidating distribution to the Company's Majority Stockholder at an ascribed value of $120,000. The Company believes its ascribed values of the In Kind Assets were reasonable estimates as of the Record Date. To the extent that the In Kind Assets generate net proceeds to the Majority Stockholder substantially in excess of the values ascribed, the Company will receive additional proceeds to distribute to minority stockholders.

The Company believes that it has tax net operating loss carryforwards which, due to the Company's liquidation, it may not utilize (see note 10). The NOLs are generally available to offset future income of the Company or other members of its consolidated group. Furst Holdings, Inc., a company owned by Austin O. Furst, Jr., the Company's chairman, and members of his family, and Frogtown Holdings, Inc., a wholly-owned subsidiary of Furst Holdings, Inc., are the parent of the consolidated group of which the Company is a member and the Company's immediate parent

INOVISION CORPORATION

Notes to Financial Statements

company, respectively, and accordingly, under applicable tax law, may utilize the NOLs. As Furst Holdings or Frogtown Holdings utilizes all or any portion of the NOLs to offset future income, the portion of the NOLs so utilized will not inure to the benefit of the Company's other stockholders. If all of such NOLs had been utilized by the Company prior to liquidation, such utilization would have resulted in a maximum tax benefit to the Company in an amount not exceeding approximately 15 cents per share. Frogtown Holdings and Furst Holdings have entered into a Tax Assumption and Acknowledgment Agreement dated as of October 11, 1994 ("Tax Agreement").

Under the Tax Agreement, Furst Holdings and Frogtown Holdings have acknowledged that as a matter of law they are liable for any unpaid federal income tax liability of the Company in excess of the assets of the Company available for the payment thereof; have agreed to be liable for any unpaid state and local income tax liability of the Company in excess of the assets of the Company available for the payment thereof; have agreed to indemnify the Company's other stockholders in respect of any such federal, state and local income tax liability; and have waived any rights they may have to seek contribution from such stockholders in respect of the payment of these taxes or any other liabilities on behalf of the Company, although Furst Holdings and Frogtown Holdings have retained any rights they may have in respect thereof against the Company or any liquidating trust established by the Company.

(3) Accrued Expenses and Other Liabilities

Accrued expenses at December 31, 1996, 1995 and 1994 include estimates of costs to be incurred in carrying out the Plan. These costs include a reserve for legal fees and other estimated liabilities. The actual costs could vary significantly from the related provisions due to uncertainty related to the length of time required to complete the Plan and complexities and contingencies which may arise.

(4) Liquidating Distributions

Pursuant to the Plan, substantially all assets of the Company other than the Contingency Reserve and the Settlement Rights (see note 5) were distributed to holders of the Company's Common Stock on November 9, 1994 ("Record Date Holders") in a liquidating distribution (the "Record Date Distribution") in the amount of $2.50 per share. Through December 31, 1996, assets aggregating $92,814,000 of the Record Date Distribution were distributed to Record Date Holders, and the remaining $842,000 of the Record Date Distribution, payable to Record Date Holders who had not surrendered their share certificates as of December 31, 1996, is recorded as a liability on the Company's December 31, 1996 Statement of Net Assets in Liquidation.

INOVISION CORPORATION

Notes to Financial Statements

(5) Settlement Rights

The Company is a party to a settlement agreement (the "ITC Settlement") relating to the production of an animated motion picture featuring music by the Beatles. In January 1989, the Company brought an action against ITC Productions, Inc. ("ITC"), Computer Graphics Laboratories, Inc. and GCL Studios, Inc. The Company agreed to settle the litigation on April 19, 1994. Pursuant to the Company's Plan of Liquidation a $500,000 contingency reserve was recorded on the liquidation basis accounting records to provide for liabilities, if necessary, to be incurred to prosecute the litigation pending the closing of the settlement. During 1995 this $500,000 Contingency Reserve was applied against $157,000 of professional fees and expenses, and the remaining balance of $343,000 was reversed. Pursuant to the ITC Settlement, the Company received $908,333 in January 1995, $33,333 in January 1996, and has rights to future payments of (i) $33,333 payable in January 1998, and (ii) depending upon an amount in respect to taxes which may be payable, between $282,500 and $332,500 payable in January 2000. If principal photography on this motion picture commences, each of the foregoing payments will be accelerated to the date on which such principal photography commences.

The Company also is a party to a settlement and escrow agreement (the "Benji Settlement") with the producers of the theatrical motion picture, "Benji, the Hunted," pursuant to which the Company shares in the royalties periodically generated by the film. Pursuant to the Benji Settlement, the Company has received $1.5 million prior to 1995, an additional $9,302 during 1995 and an additional $41,688 during 1996. The Company will receive 30% of all future royalties, until the total royalties received by the Company under the settlement reaches $3.0 million. At that point, the Company will not be entitled to share in any future royalties.

INOVISION CORPORATION

Notes to Financial Statements

Going Concern Basis Statements - Notes to Financial Statements

(6) Description of Business

The Company sold substantially all of its operating assets on July 17, 1991 (the "Sale") to an indirect wholly-owned subsidiary of Live Entertainment, Inc. Since the Sale, the Company's principal business activity has been seeking to realize on its remaining assets.

On May 20, 1993, the Company received $100 million in full settlement of the litigation against Security Pacific National Bank arising out of Security Pacific's failure to honor a contractual commitment to provide the Company with a six-year $100 million line of credit.

(7) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of cash and tax-exempt municipal debt instruments having maturities of 90 days or less. The carrying amount is a reasonable estimate of fair value.

Marketable Securities

At November 8, 1994, marketable securities consisted of tax-exempt municipal obligations with maturities ranging from 1996 to 2001. Market value was based on quoted market prices. Interest income was accrued as earned and was reflected in the asset value of the marketable securities.

Effective January 1, 1994, the Company implemented Statement of Financial Accounting Standards (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities". This statement establishes accounting standards for investments in equity securities that have readily determinable fair market values and for all investments in debt securities. This statement superseded the previous accounting standard for valuation of marketable securities under which marketable securities were to be reported at the lower-of-cost-or-market. The cumulative effect of the change in accounting principle increased net income by $1,413,000 or $0.04 per common share relating to an unrealized gain on revaluation from cost to fair market value as of January 1, 1994.

INOVISION CORPORATION

Notes to Financial Statements

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of shares of outstanding common stock and common stock equivalents of the Company. Common stock equivalents consisted of stock options for 51,700 shares of common stock all of which were effectively canceled on the Record Date.

(8) Stock Options and Warrants

During 1994 no stock options or warrants were granted or exercised. Under the Plan of Liquidation, the Company closed its transfer books and will not issue any new stock certificates, effectively canceling all remaining stock options as of the Record Date of November 9, 1994.

(9) Lease and Commitments

Since 1990, the Company has had no rent commitments and has been supplied office space on a rent free basis by its outside consultants.

In connection with the Sale (see note 6), the Company, the Company's chairman and several companies controlled by the chairman entered into an Indemnification Agreement with the purchaser (the "Agreement"), primarily to provide indemnification for breaches of representations, warranties and covenants of the Company contained in the agreement relating to the Sale. The same parties also entered into a Securities Indemnification Agreement to provide indemnification for certain securities and other claims relating to the Company. The amount of such indemnification under the Agreement (but not under the Securities Indemnification Agreement) will be subject to a threshold of $600,000 and will be limited to the net proceeds received under the contingent rights distributed to the chairman's company as a stockholder in the Sale.

(10) Income Taxes

There is no current or deferred federal or state income tax expense in the current period.

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent for the period January 1, 1994 to November 8, 1994, to pretax income from continuing operations as a result of the following (in percentages):
                                                      1994
                                                      ----
Computed "expected" tax expense (benefit)             35.0%

Benefit not recognizable                               --

Other                                                (35.0%)
                                                      ----

Income tax expense(benefit)                            -- %
                                                      ====

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at November 8, 1994, are presented below:

                                                               November 8, 1994
                                                               ----------------
Federal net operating loss carryforwards                         $ 5,950,000
(approximately $17,000,000 at November 8, 1994)
Unrealized losses on marketable securities                           668,000
Less valuation allowance                                          (6,618,000)
                                                                 -----------
Net deferred tax assets                                          $      --
                                                                 ===========

The valuation allowance for deferred tax assets as of January 1, 1994 was $5,600,000. The net change in the total valuation allowance for the period ended November 9, 1994 was an increase of $ 1,018,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 12.

ITEM 11. EXECUTIVE COMPENSATION

The following sets forth compensation for services in all capacities to the Company paid to the Company's Chief Executive Officer for the fiscal years ended December 31, 1996, 1995 and 1994. The Company had no other executive officers during this period.

SUMMARY COMPENSATION TABLE
                                                  Annual Compensation

Name and Principal Position           Year        Salary        Bonus

Austin O. Furst, Jr                   1996         None         None
Chairman of the Board
of the Company                        1995         None         None

                                      1994         None         None*

* In 1994, the Directors and certain former officers and/or Directors of the Company received an aggregate $42,500 of compensation for services and past services, which amount included $5,000 paid to each Director of the Company.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the following Record Date Holders by: (i) each director of the Company and (ii) all directors and officers as a group.

                                                                          Number and Percentage of
                                                                          Shares of Common Stock
                                Principal Occupation          Director    Owned Beneficially as of
     Name and Age                   or Employment              Since      November 9, 1994 (a)
------------------------   --------------------------------  -----------  ---------------------------------
Austin O. Furst, Jr., 53*  Chairman of the Board                1981       30,767,400    (b)      82.13%
                           Natural World, Inc.

Stephen L. Einhorn, 54     President                            1985          101,000               **
                           New Line Home Video

Klaus Eppler, 66           Partner                              1985            --       (c)        **
                           Proskauer Rose Goetz
                           & Mendelsohn LLP, attorneys-at-law

Donald Sting, 56           Private Investor                     1988            --                  **


All directors and officers as a group                                      30,868,400             82.40%
(4 persons)

----------
*   Chairman of the Board and sole executive officer of the Company.
**  Less than 1%

See accompanying notes to financial statements.

(a) The table lists all shares of Common Stock as to which the listed person have or share the power to vote or direct disposition, as reported to the Company on November 9, 1994, the date on which trading in Common Stock ceased. Unless otherwise indicated, each person listed had the sole power to vote and direct disposition of the shares shown as beneficially owned (under the applicable rules of the Securities and Exchange Commission) by him.

(b) All shares of the Company listed were held indirectly by Furst Holdings, Inc. ("Furst Holdings"). Mr. Furst is a director and owns 3,271 shares of the voting common stock of Furst Holdings (which constitutes 59.15% of the outstanding voting common stock and 32.71% of the outstanding capital stock of Furst Holdings). For purposes other than Section 13(d) and 13(g) of the Securities Exchange Act of 1934, Mr. Furst disclaims (A) beneficial ownership of 1,624,519 (5.28%) of the shares of the Company held indirectly by Furst Holdings that represent the proportionate interest in such shares of Leslie F. Furst, Mr. Furst's wife, arising from her (and a family trust formed by her) ownership of 528 shares of the voting common stock of Furst Holdings, (B) beneficial ownership of 5,325,837 (17.31%) of such shares that represent the proportionate interest in such shares of certain trusts (the "Trusts") for the benefit of Mr. Furst's family and of which Mr. Eppler is trustee, arising from the Trusts' ownership of 1,731 shares of the voting common stock of Furst Holdings and (C) pecuniary interest in 13,753,027 (44.7%) of such shares that represent the proportionate interest in such shares of the Trusts, arising from the Trusts' ownership of 4,470 shares of non-voting common stock of Furst Holdings. Does not include 479,000 shares of the Company's Common Stock held by the charitable foundations referred to in footnote (c) below. Mr. Furst is one of the directors of one such foundation and Mrs. Furst is one of the directors of the other such foundation. Mr. Furst disclaims beneficial ownership of the shares held by such foundations.

(c) Does not include any shares held by Furst Holdings. Mr. Eppler is a director of Furst Holdings and acts as trustee of the Trusts, which own 31.3% of the outstanding voting common stock and 100% of the outstanding non-voting common stock of Furst Holdings, which together constitutes 62.01% of the outstanding capital stock of Furst Holdings. Mr. Eppler disclaims beneficial ownership of all the shares held indirectly by Furst Holdings for the purposes of Section 13
(d) and 13 (g) of the Securities Exchange Act of 1934 and disclaims beneficial ownership of all but 19,078,864 (62.01%) of the shares held indirectly by Furst Holdings (which corresponds to the aggregate percentage of the outstanding capital stock of Furst Holdings held by Mr. Eppler as trustee for the benefit of Mr. Furst's family) for all other purposes. Does not include 479,000 shares of the Company's Common Stock owned by two charitable foundations of which Mr. Eppler serves as director. One such foundation owns 239,000 shares of the Company's Common Stock and the other foundation owns 240,000 shares of the Company's Common Stock. Mr. Eppler shares voting power and power to direct disposition of the shares held by these foundations and disclaims beneficial ownership of shares held by them. Mr.

Eppler serves as a director of Bed Bath & Beyond Inc. and The Dress Barn, Inc.

The following table sets forth, as of November 9, 1994, the date on which trading on the shares ceased, certain information with respect to the beneficial ownership of the Company's Common Stock, within the meaning of the Rule 13d-3 under the Securities Exchange Act of 1934, by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock as furnished to the Company:

                                  Shares Beneficially         % of Shares
Name    (a)                            Owned                  Outstanding

Austin O. Furst, Jr.
Furst Holdings, Inc.               30,767,400 (b)               82.13%
Frogtown Holdings, Inc.

(a) The address of Austin O. Furst, Jr., Furst Holdings and Frogtown Holdings, Inc. ("Frogtown Holdings") is P.O. Box 392, Lewes, Delaware. Mr. Furst, Furst Holdings and Frogtown Holdings are controlling persons of the Company. All the shares listed were owned by Frogtown Holdings, which is a wholly-owned subsidiary of Furst Holdings. Mr. Furst, a director of Frogtown Holdings and Furst Holdings, owns 59.15% of the outstanding voting common stock of Furst Holdings. The other directors are Leslie F. Furst, Mr. Furst's wife, and Mr. Eppler. For all purposes other than Section 13(d) and 13(g) of the Securities Exchange Act of 1934, Mr. Furst disclaims (A) beneficial ownership of 1,624,519 (5.28%) of the shares of the Company held indirectly by Furst Holdings that represent the proportionate interest in such shares by Mrs. Furst, arising from her, and her family trust's, ownership of 528 shares of the voting common stock of Furst Holdings, (B) beneficial ownership of 5,325,837 (17.31%) of such shares that represent the proportionate interest in such shares of the Trusts, arising from the Trusts' ownership of 1731 shares of the voting common stock of Furst Holdings, and (C) pecuniary interest in 13,753,027 (44.7%) of such shares that represent the proportionate interest in such shares of the Trusts, arising from the Trusts' ownership of 4,470 shares of the non-voting common stock of Furst Holdings.

(b) Does not include 239,000 shares of the Company's Common Stock owned by a charitable foundation of which Messrs. Furst and Eppler serve as directors and 240,000 shares of the Company's Common Stock owned by a second charitable foundation of which Mrs. Furst and Mr. Eppler serve as directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company believes that it has tax net operating loss carryforwards, which due to the Company's liquidation, it may not utilize (see note 2 - "Liquidation Related Party Transactions"). The NOLs are generally available to offset future income of the Company or other members of its consolidated group. As a result of its liquidation, the Company does not anticipate utilizing the NOLs. Furst Holdings, Inc., a company owned by Austin O. Furst, Jr., the Company's chairman, and members of his family, and Frogtown Holdings, Inc., a wholly-owned subsidiary of Furst Holdings, Inc., are the parent of the consolidated group of which the Company is a member and the Company's immediate parent company, respectively, and accordingly, under applicable tax law, may utilize the NOLs. As Furst Holdings or Frogtown Holdings utilizes all or any portion of the NOLs to offset future income, the portion of the NOLs so utilized will not inure to the benefit of the Company's other stockholders. If all of such NOLs had been utilized by the Company prior to liquidation, such utilization would have resulted in a maximum tax benefit to the Company in an amount not exceeding approximately 15 cents per share. Frogtown Holdings and Furst Holdings have entered into a Tax Assumption and Acknowledgment Agreement dated as of October 11, 1994 ("Tax Agreement"). Under the Tax Agreement, Furst Holdings and Frogtown Holdings have acknowledged that as a matter of law they are liable for any unpaid federal income tax liability of the Company in excess of the assets of the Company available for the payment thereof; have agreed to be liable for any unpaid state and local income tax liability of the Company in excess of the assets of the Company available for the payment thereof; have agreed to indemnify the Company's other stockholders in respect of any such federal, state and local income tax liability; and have waived any rights they may have to seek contribution from such stockholders in respect of the payment of these taxes or any other liabilities on behalf of the Company, although Furst Holdings and Frogtown Holdings have retained any rights they may have in respect thereof against the Company or any liquidating trust established by the Company.

The Record Date Distribution was made solely in cash to all stockholders other than the Majority Stockholder. The Majority Stockholder received its Record Date Distribution by delivery of (A) certain assets of the Company with an ascribed value of $120,000 (the "In Kind Assets") and (B) the remainder in cash, cash equivalents and marketable tax-exempt municipal debt securities with an ascribed value equal to the average of the quotes thereon by two independent valuation sources on November 8, 1994.

The In Kind Assets, which constituted less than 0.2% of the Majority Stockholder's Record Date Distribution, consisted of certain development and sequel rights, an insurance claim, and certain incidental tangible assets and tradenames, none of which had any book value. While no substantial effort was made by the Company to market the development and sequel rights, the Company believed that there was no current market for any of the In Kind Assets and that any sale thereof to a third party would result in little, if any, consideration therefor received by the Company. Accordingly, the Company believed that a transfer in kind of such assets to the Majority Stockholder in partial payment of the Majority Stockholder's Record Date Distribution would result in a benefit to the Company's minority stockholders by increasing the Record Date Distribution they received in comparison to that which they would have received had the In Kind Assets been disposed of prior to the Record Date. While the Company believes its ascribed values of the In Kind Assets were reasonable estimates as of the Record Date, these values were arbitrarily ascribed rather than determined through appraisal, arms' length negotiation or in any other manner. These prices may not have been as high as the price a third party might have been willing to pay for the In Kind Assets, if such a purchaser had been found.

Notwithstanding the foregoing, in connection with the Plan, the Majority Stockholder executed and delivered to the Company an agreement to pay to the Company between August 1, 1998 and August 31, 1998 an amount (the "Overage Amount") equal to 17.95% of the difference between (i) the excess, if any, of
(A) all cash amounts theretofore received in respect of a sale, transfer, license or other disposition of the In Kind Assets after the Record Date (net of all costs and expenses incurred in connection with such sale, transfer, license or other disposition) over (B) $250,000 (the "Minimum Value"); minus (ii) the amount of any liabilities of the Company paid by the Majority Stockholder; provided, however, that in no event will the Majority Stockholder be required to make any payment to the Company if the Overage Amount is not, on the sixtieth day prior to the third anniversary of the close of the Company's taxable year during which the Record Date Distribution is made, in an amount equal to or greater than $50,000 (the "Overage Minimum").

Austin O. Furst, Jr., Chairman of the Board of the Company, is a director and substantial stockholder of Furst Holdings and members of his immediate family or trusts for their benefit (the "Trusts") own the balance of the stock in Furst Holdings. Klaus Eppler, a Director of the Company, is a director of Furst Holdings and acts as trustee of certain of the Trusts. The law firm in which Mr. Eppler is a partner has served as general counsel to the Company since its inception and represented the Company in connection with the Security Pacific Litigation, the litigations which resulted in the Settlement Rights and the Plan of Complete Liquidation and Dissolution, and continues to represent the Company.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                           Page:

(a) (1) The following financial statements are included in Part II, Item 8:

Independent Auditors' Report                                                 9

Statement of Net Assets in Liquidation                                      10
as of December 31, 1995 and 1996
(Liquidation Basis)

Statement of Changes in Net Assets in Liquidation                           11
Period November 9, 1994 to December 31, 1994
and Years Ended December 31, 1995 and 1996
(Liquidation Basis)

Statement of Operations                                                     12
Period January 1, 1994 to November 8, 1994
(Going Concern Basis)

Statement of Stockholders' Equity (Deficit)                                 13
Period January 1, 1994 to November 8, 1994,
(Going Concern Basis)

Statement of Cash Flows                                                     14
Period January 1, 1994 to November 8, 1994
(Going Concern Basis)

Notes to Financial Statements                                               15

(a)(2) The following financial statement schedule for the year 1994 is submitted herewith:

None.

(a)(3) Exhibits included herein:

Exhibit Number                     Exhibits                                 Page

2 (a) Plan of Complete Liquidation and Dissolution incorporated by reference from exhibit to Information Statement dated October 11, 1994

3 (a) Certificate of Incorporation of the Registrant, as amended.*

b) By-Laws of the Registrant.**

(c)Amendment to Certificate of Incorporation of the Registrant, as amended, effecting the change of the Registrant's name from Vestron Inc. to Inovision Corporation.***

10 (a) Tax Assumption and Acknowledgment Agreement dated as of October 11, 1994.****

(b) Letter from Frogtown Holdings, Inc. dated as of October 11, 1994.****

(c) Indemnification Agreement dated as of October 30, 1990 by and among Vestron Acquisition Corp., Furst Holdings Inc., Frogtown Holdings, Inc., Austin O. Furst, Jr. and the Registrant (Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated October 30, 1990).

(d) Securities Indemnification Agreement dated as of October 30, 1990 by and among Vestron Acquisition Corp., Furst Holdings Inc., Frogtown Holdings, Inc., Austin O. Furst, Jr. and the Registrant (Incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated October 30, 1990).

(e) Key Debenture holder Agreement dated as of October 31, 1990 among the Registrant, LIVE Entertainment, Inc., Vestron Acquisition Corp., et al. (Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K dated October 30, 1990).

----------
* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-8987). The exhibit number of such exhibits on said Form 10-K are the same as such number specified above.
** Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 2-99947) which became effective on October 8, 1985. The exhibit numbers of such exhibits on said Form S-1 are the same as such number specified above.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-8987). The exhibit number of such exhibits on said Form 10-K are the same as such numbers specified above.
**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8987). The exhibit number of such exhibits on said Form 10-K are the same as such number specified above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 30, 1997                    INOVISION CORPORATION
                                  Registrant


By:                              /s/ Austin O. Furst, Jr.
                                     ----------------------------
                                     Austin O. Furst, Jr.
                                     Chairman of the Board
                                     Principal Executive Officer,
                                     Principal Financial and Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 30, 1997                       /s/ Austin O. Furst, Jr.
                                     --------------------------------
                                         Austin O. Furst, Jr.
                                         Chairman of the Board
                                         and Chief Executive Officer

March 30, 1997                       /s/ Stephen L. Einhorn
                                     --------------------------------
                                         Stephen L. Einhorn
                                         Director

March 30, 1997                       /s/ Klaus Eppler
                                     --------------------------------
                                         Klaus Eppler
                                         Director

March 30, 1997                       /s/ Donald Sting
                                     --------------------------------
                                         Donald Sting
                                         Director