Form 10-Q
period 1997-06-30
INOVISION CORP
filed 1997-08-11
CIK 775526

           United States Securities and Exchange Commission
                           Washington, DC  20549

                                  FORM 10Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Quarterly Period Ended June 30, 1997
                                   or
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

                           c/o Proskauer Rose LLP
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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes___    No___

Number of shares outstanding of the Registrant's Common
Stock, as of the latest practicable date: 37,462,569 shares of Common Stock, par value $.01 per share, were outstanding as of November 9, 1994 on which date the Registrant closed its transfer book for purposes of making liquidating distributions.

                               INOVISION CORPORATION

                       Statement of Net Assets in Liquidation
                                As of June 30, 1997

               (In thousands, except share and per share amounts)

                                        (Liquidation Basis)

                             December 31, 1996           June 30, 1997
Assets
Cash and Cash
    Equivalents (note 2)         $         724              $            4
Marketable
    Securities (note 3)                  2,459                       3,205
Settlement rights (note 5)                 253                         255
                                 ______________             _______________

                                 $       3,436              $        3,464
                                 ______________             _______________
Liabilities
Accrued expenses and
   other liabilities
   including liquidation
   costs                         $         796              $          766
Liquidation distribution
     payable (note 1)                      842                         840
                                 ______________             _______________

                                         1,638                       1,606
                                 ______________             _______________
Net assets in liquidation
     (note 1)                    $       1,798              $        1,858
                                 ==============             ===============
Number of common shares
    as of Record Date
    (note 1)                        37,462,569                  37,462,569
                                 ==============             ===============
Net assets in liquidation
     per share                   $        0.05              $         0.05
                                 ==============             ===============

See accompanying notes to financial statements.

                              INOVISION CORPORATION

                 Statement of Changes in Net Assets in Liquidation
                     For the three months ending June 30, 1997

                                 (In thousands)

                               (Liquidation Basis)

Net assets in liquidation
     at December 31, 1996                                $       1,798

Interest Income                                                     83

Unrealized (Loss) in Marketable Securities                         (23)
                                                         _____________
Net assets in liquidation
     at June 30, 1997                                   $        1,858
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

         These financial statements are unaudited, but in the opinion of management include all adjustments necessary to fairly state the information included therein in accordance with generally accepted accounting principles for the interim financial information and in accordance with instructions to form 10Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes thereto which are incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996.

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

          The Company also is a party to a settlement and escrow agreement with the producers of the theatrical motion picture, "Benji, the Hunted," pursuant to which the Company is entitled to receive 30% of all future royalties generated by the film until the royalties received by the Company under the settlement reaches $3.0 million. To date, the Company has received royalties of $1,550,990.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

          Since the effective date of the Company's Plan of Liquidation on November 9, 1994, the Company's Financial
Statements are presented on a liquidation basis. See the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10K for the year ended December 31, 1996.

         Under the Plan of Liquidation, a liquidating distribution of $93,656,000 ($2.50 per share) was declared payable to holders of the Company's Common Stock on November 9, 1994
("Record Date Distribution").  The remaining $840,000 of the
Record Date Distribution, payable to holders of the Company's
Common Stock on November 9, 1994 who had not surrendered their share certificates as of June 30, 1997, is recorded as a liability on the Company's June 30, 1997 statement of assets in liquidation.

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

Dated:  August 8, 1997

By:   /s/Austin O. Furst, Jr.
    ______________________________
           Austin O. Furst, Jr.
           Chairman of the Board, Principal Executive Officer
           and Principal Financial and Accounting Officer

















