Form 10-Q
period 1997-09-30
INOVISION CORP
filed 1997-11-10
CIK 775526

           United States Securities and Exchange Commission
                           Washington, DC  20549

                                  FORM 10Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Quarterly Period Ended September 30, 1997
                                   or
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

                               INOVISION CORPORATION

                       Statement of Net Assets in Liquidation
                                As of September 30, 1997

               (In thousands, except share and per share amounts)

                                        (Liquidation Basis)

                             December 31, 1996           September 30, 1997
Assets
Cash and Cash
    Equivalents (note 2)         $         724              $          849
Marketable
    Securities (note 3)                  2,459                       2,386
Settlement rights (note 5)                 253                         255
                                 ______________             _______________

                                 $       3,436              $        3,490
                                 ______________             _______________
Liabilities
Accrued expenses and
   other liabilities
   including liquidation
   costs                         $         796              $          758
Liquidation distribution
     payable (note 1)                      842                         837
                                 ______________             _______________

                                         1,638                       1,595
                                 ______________             _______________
Net assets in liquidation
     (note 1)                    $       1,798              $        1,895
                                 ==============             ===============
Number of common shares
    as of Record Date
    (note 1)                        37,462,569                  37,462,569
                                 ==============             ===============
Net assets in liquidation
     per share                   $        0.05              $         0.05
                                 ==============             ===============

See accompanying notes to financial statements.

                              INOVISION CORPORATION

                 Statement of Changes in Net Assets in Liquidation
                     For the nine months ending September 30, 1997

                                 (In thousands)

                               (Liquidation Basis)

Net assets in liquidation
     at December 31, 1996                               $       1,798

Interest Income                                                   123

Realized/Unrealized (Loss) in Marketable Securities               (26)
                                                         _____________
Net assets in liquidation
     at September 30, 1997                                   $   1,895
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

         Under the Plan of Liquidation, a liquidating distribution of $93,656,000 ($2.50 per share) was declared payable to holders of the Company's Common Stock on November 9, 1994
("Record Date Distribution").  The remaining $837,000 of the
Record Date Distribution, payable to holders of the Company's
Common Stock on November 9, 1994 who had not surrendered their share certificates as of September 30, 1997, is recorded as a liability on the Company's September 30, 1997 statement of assets in liquidation.

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

Dated:  November 11, 1997

By:   /s/Austin O. Furst, Jr.
    ______________________________
           Austin O. Furst, Jr.
           Chairman of the Board, Principal Executive Officer
           and Principal Financial and Accounting Officer

















