Form 10-K
period 1997-12-31
INOVISION CORP
filed 1998-03-27
CIK 775526

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.      20549

FORM 10 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1997
OR
[ ] TRANSITION REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 1-8987

INOVISION CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

06-1043736
(I.R.S. Employer Identification Number)

c/o Proskauer Rose LLP,
1585 Broadway, New York, NY  10036
(Address of principal executive offices)(Zip Code)

(212) 969-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
Securities Registered Pursuant to Section 12 (g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

Number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date:

37,462,569 shares of Common Stock, par value $.01 per share, were outstanding as of November 9, 1994 on which date the registrant closed its transfer book for purposes of making liquidating distributions.

DOCUMENTS INCORPORATED BY REFERENCE:       None.

PART I

ITEM 1.                             BUSINESS

Inovision Corporation (formerly Vestron Inc.) (the "Company") conducted no business operations during 1997. Historically, the revenues of the Company were derived principally from the worldwide distribution, in home video and in other media and markets, of feature films acquired from third parties. In July, 1991, the Company sold substantially all of its operating assets and liabilities to Vestron Acquisition Corporation ("VAC"), an indirect, wholly-owned subsidiary of LIVE Entertainment Inc. and changed its name from Vestron Inc. to Inovision Corporation. Immediately after the closing of the sale to VAC, the Company's assets consisted principally of: (1) rights under litigations and settlement agreements not acquired by VAC, including a claim against Security Pacific National Bank (the "Security Pacific Litigation") and the Settlement Rights described below; and (2) miscellaneous other assets. In May, 1993, the Company received $100,000,000 (before legal fees and other costs) in full settlement of its claims against Security Pacific. After 1991 the Company had no paid employees but retained consultants who supplied services on an as needed basis.

Effective November 9, 1994 (the "Record Date"), the Company adopted a Plan of Complete Liquidation and Dissolution (the "Plan" or "Plan of Liquidation"). Substantially all assets of the Company other than the Contingency Reserve and the Settlement Rights described below were distributed to holders of the Company's Common Stock on November 9, 1994 ("Record Date Holders") in a liquidating distribution (the "Record Date Distribution") in the amount of $2.50 per share. Through December 31, 1997, assets aggregating $92,819,000 of the Record Date Distribution were distributed to Record Date Holders, and the remaining $837,000 of the Record Date Distribution, payable to Record Date Holders who had not surrendered their share certificates as of December 31, 1997, is recorded as a liability on the Company's December 31, 1997 statement of net assets in liquidation.

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

Pursuant to the Plan, a contingency reserve (the "Contingency Reserve") had been established to prosecute a litigation relating to the production of an animated motion picture featuring music by the Beatles. The litigation was settled in 1995 and the remaining portion of the Contingency Reserve was reversed. Pursuant to the settlement (the "ITC Settlement") the Company has rights to future payments of (i) $33,333 received in January 1998, and (ii) depending upon an amount in respect to taxes which may be payable, between $282,500 and $332,500 payable in January 2000. If principal photography on this motion picture commences, the foregoing payment will be accelerated to the date on which such principal photography commences. The Company also is a party to a settlement and escrow agreement (the "Benji Settlement") with the producers of the theatrical motion picture, "Benji, the Hunted," pursuant to which the Company shares in the royalties periodically generated by the film. Pursuant to the Benji Settlement, the Company has received $1,551,000 prior to 1997 and an additional $24,220 in 1997. The Company will receive 30% of all future royalties, until the total royalties received by the Company under the settlement reaches $3,000,000. At that point, the -Company will not be entitled to share in any future royalties. The Benji Settlement and the ITC Settlement are referred to herein as the "Settlement Rights."

ITEM 2.                            DESCRIPTION OF PROPERTIES

The Company does not own or lease any real property.

ITEM 3.                            LEGAL PROCEEDINGS

While the Company is not a party to any legal proceedings which the Company deems material, a former subsidiary of the Company which has been dissolved is a defendant in Kling vs. United Feature Syndicate, Inc., et al, pending in the United States District Court, Central District of California, Index No. 97-6293, commenced August 21, 1997. In this action, plaintiff seeks damages from numerous defendants, as well as an accounting and injunctive relief, in connection with the alleged unauthorized distribution of certain animated television episodes. The Company is seeking the withdrawal or dismissal of the action against the dissolved subsidiary and has given notice to third parties which licensed the subsidiary with respect to the episodes of the Company's claim for indemnification.

Former executives of the Company have been subpoenaed in connection with an action brought against LIVE Entertainment, Inc., among others, involving claims for royalties. While no claim has been asserted against the Company, the royalty claims relate in part to periods prior to the Company's sale of its operating assets and liabilities in July 1991.

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

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data (5)

(in thousands except for per share information)                                                          Period         Period
                                                            Year            Year           Year          11/9/94        1/1/94
                                                            Ended           Ended          Ended            to           to
                                                           12/31/97        12/31/96       12/31/95       12/31/94      11/8/94
                                                           ---------      ---------      ---------      ---------     ---------
Continuing Operations:
    Litigation (expense) settlement                              N/A            N/A            N/A            N/A          (129)
    Unrealized (loss) on marketable securities                   N/A            N/A            N/A            N/A        (3,226)
    Realized loss on marketable securities                       N/A            N/A            N/A            N/A          (531)
    Interest income                                              N/A            N/A            N/A            N/A         3,034
    General and administrative expenses, net of
        miscellaneous income                                     N/A            N/A            N/A            N/A          (328)
                                                           ---------      ---------      ---------      ---------     ---------

        Income (loss) before reorganization expense
              and income tax benefit                             N/A            N/A            N/A            N/A        (1,180)

Reorganization expenses                                          N/A            N/A            N/A            N/A          --
                                                           ---------      ---------      ---------      ---------     ---------
        Income (loss) before income tax benefit                  N/A            N/A            N/A            N/A        (1,180)

Income tax benefit                                               N/A            N/A            N/A            N/A          --
                                                           ---------      ---------      ---------      ---------     ---------

        Income (loss) from continuing operations                 N/A            N/A            N/A            N/A        (1,180)

Discontinued Operations:
    Loss from discontinued operations                            N/A            N/A            N/A            N/A          --
    Gain (loss) on disposal of discontinued                      N/A            N/A            N/A            N/A          --
      operations
                                                           ---------      ---------      ---------      ---------     ---------

        Income (loss) from discontinued operations               N/A            N/A            N/A            N/A          --
                                                           ---------      ---------      ---------      ---------     ---------

        Net income (loss) before cumulative effect
          of change in accounting principle                      N/A            N/A            N/A            N/A        (1,180)

Cumulative effect of change in accounting principle(2)           N/A            N/A            N/A            N/A         1,413


        Net income (loss)                                       $N/A            N/A            N/A           $N/A     $     233
                                                           =========      =========      =========      =========     =========

Basic net income (loss) per share:
       Continuing operations                                    $N/A            N/A            N/A           $N/A     $   (0.03)
       Discontinued operations                                   N/A            N/A            N/A            N/A          --
       Cumulative effect of change in accounting                 N/A            N/A            N/A            N/A          0.04
principle per share
                                                           ---------      ---------      ---------      ---------     ---------

       Total basic income (loss) per share (3)                  $N/A           $N/A           $N/A           $N/A     $    0.01
                                                           =========      =========      =========      =========     =========

Weighted average number of common shares outstanding             N/A            N/A            N/A            N/A        37,463
                                                           =========      =========      =========      =========     =========


Balance Sheet Data
Assets of discontinued operations                                N/A            N/A            N/A            N/A           N/A
Total assets                                                     N/A            N/A            N/A            N/A           N/A
Stockholders' equity (deficit)(4)                                N/A            N/A            N/A            N/A           N/A
Net assets in liquidation (1)                                  1,922          1,798          1,636          1,135           N/A
Net assets in liquidation per share                             0.05           0.05           0.04           0.03           N/A

(in thousands except for per share information)              Year              Ended
                                                                   December 31,
                                                             -------------------------
                                                               1993            1992
                                                             ---------       ---------
Continuing Operations:
    Litigation (expense) settlement                             94,251          (1,283)
    Unrealized (loss) on marketable securities                    --              --
    Realized loss on marketable securities                        --              --
    Interest income                                              2,038            --
    General and administrative expenses, net of
        miscellaneous income                                      (375)           (254)
                                                             ---------       ---------

        Income (loss) before reorganization expense
              and income tax benefit                            95,914          (1,537)

Reorganization expenses                                           --              --
                                                             ---------       ---------
        Income (loss) before income tax benefit                 95,914          (1,537)

Income tax benefit                                                --              --
                                                             ---------       ---------

        Income (loss) from continuing operations                95,914          (1,537)

Discontinued Operations:
    Loss from discontinued operations                             --              --
    Gain (loss) on disposal of discontinued                       --              --
      operations
                                                             ---------       ---------

        Income (loss) from discontinued operations                --              --
                                                             ---------       ---------

        Net income (loss) before cumulative effect
          of change in accounting principle                     95,914          (1,537)

Cumulative effect of change in accounting principle(2)            --              --
                                                                                    (2)

        Net income (loss)                                      $95,914        $(1,537)
                                                             =========       =========

Basic net income (loss) per share:
       Continuing operations                                     $2.56         $(0.04)
       Discontinued operations                                    --              --
       Cumulative effect of change in accounting                  --              --
principle per share
                                                             ---------       ---------

       Total basic income (loss) per share (3)               $    2.56       $   (0.04)
                                                             =========       =========

Weighted average number of common shares outstanding            37,463          37,463
                                                             =========       =========


Balance Sheet Data
Assets of discontinued operations                                 --              --
Total assets                                                       ERR             102
Stockholders' equity (deficit)(4)                                  ERR          (2,077)
Net assets in liquidation (1)                                      N/A             N/A
Net assets in liquidation per share                                N/A             N/A


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

(3) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." The effect of the diluted earnings per share calculation is either anti-dilutive or inapplicable for all other years presented.

(4)      The Company has not paid any cash dividends.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

The Company conducted no business operations after 1991.

On November 9, 1994, the Plan of Liquidation became effective and for periods thereafter the Company's financial statements are presented on a liquidation basis. Under the liquidation basis of accounting, assets are stated at their anticipated net realizable value. The adjustments to reflect the change to liquidation basis of accounting was an increase in net assets in liquidation of $698,000. Pursuant to the Plan of Liquidation, assets aggregating $92,819,000 of the Record Date Distribution were distributed to Record Date Holders through December 31, 1997. The remaining $837,000 of the Record Date Distribution, payable to Record Date Holders who had not surrendered their share certificates as of December 31, 1997, is recorded as a liability on the Company's December 31, 1997 Statement of Net Assets in Liquidation. The Company's Statement of Net Assets in Liquidation as of December 31, 1997 includes cash equivalents, marketable securities and the Settlement Rights. The Company also may be entitled to the Overage Amount, if any. See "Item 13. Certain Relationships and Related Transactions."

ITEM 8.          FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                       Page:
INDEPENDENT AUDITORS'
REPORT                                                 10

FINANCIAL STATEMENTS:

Statement of Net Assets in
Liquidation                                            11
as of December 31, 1996 and 1997
(Liquidation Basis)

Statement of Changes in Net Assets in
Liquidation                                            12
Years Ended December 31, 1995, 1996 and 1997
(Liquidation Basis)

Notes to Financial Statements                          13

                               PEAT MARWICK LLP



                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Inovision Corporation:


We have audited the statement of net assets in liquidation of Inovision Corporation as of December 31, 1997 and 1996, and the related statement of changes in net assets in liquidation for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements on our audits.

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

As described in Note 1 to the financial statements, the stockholders of Inovision Corporation approved a plan of liquidation effective November 9, 1994, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to November 8, 1994 from the going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1997 and 1996, and the changes in its net assets in liquidation for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.


                                     KPMG Peat Marwick LLP

Stamford, Connecticut
March 12, 1998

                              INOVISION CORPORATION

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 31, 1996
                              AND DECEMBER 31, 1997

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                               (LIQUIDATION BASIS)

                                                              DECEMBER 31,          DECEMBER 31,
                                                                  1997                  1996
                                                              -----------            -----------
ASSETS

Cash and cash equivalents  (note 1)                           $     1,364            $       724

Marketable Securities (note 1)                                      1,907                  2,459
Settlement rights (note 5)                                            230                    253
                                                              -----------            -----------

                                                              $     3,501            $     3,436
                                                              -----------            -----------


LIABILITIES

Accrued expenses and other liabilities
     including liquidation costs (note 3)                     $       742            $       796
Liquidation distribution payable (note 4)                             837                    842
                                                              -----------            -----------

                                                                    1,579                  1,638
                                                              -----------            -----------

Net assets in liquidation (note 1)                            $     1,922            $     1,798
                                                              ===========            ===========

Number of common shares as of Record Date (note 1)             37,462,569             37,462,569
                                                              -----------            -----------

Net assets in liquidation per share                           $      0.05            $      0.05
                                                              -----------            -----------


See accompanying notes to financial statements.

                              INOVISION CORPORATION

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
               FOR THE YEAR ENDED DECEMBER 31, 1995, 1996 and 1997


                                 (IN THOUSANDS)

                               (LIQUIDATION BASIS)

NET ASSETS IN LIQUIDATION AT DECEMBER 31, 1994                                 $ 1,135
                                                                               -------
Interest income                                                                    144

Reduction in remaining unapplied ITC Settlement contingency reserve                343

Unrealized Gain in Marketable Securities                                             5

Other Income                                                                         9
                                                                               -------

NET ASSETS IN LIQUIDATION AT DECEMBER 31, 1995                                 $ 1,636
                                                                               -------

Interest income                                                                    155

Adjustment to Settlement Rights                                                     38

Unrealized (Loss) in Marketable Securities                                         (28)

Realized (Loss) in Marketable Securities                                            (3)
                                                                               -------

NET ASSETS IN LIQUIDATION AT December 31, 1996                                 $ 1,798
                                                                               -------

Interest income                                                                    158

Realized (Loss) in Marketable Securities                                           (34)
                                                                               -------

NET ASSETS IN LIQUIDATION AT DECEMBER 31, 1997                                 $ 1,922
                                                                               =======


See accompanying notes to financial statements.

INOVISION CORPORATION

Notes to Financial Statements

December 31, 1997, 1996 and 1995
LIQUIDATION BASIS STATEMENTS - NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
On June 16, 1994, the Board of Directors authorized and adopted the Company's Plan of Complete Liquidation and Dissolution (the "Plan"), Pursuant to the Plan, a contingency reserve (the "Contingency Reserve") was established to prosecute the litigation with ITC. The remaining ITC Contingency Reserve was eliminated in 1995 after receipt of settlement funds (see note 5).

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

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any additional liquidating distributions will depend upon a variety of factors not presently determinable. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the estimated realizable values of assets, estimated liabilities and estimated costs associated with carrying out the provisions of the Plan. The actual values and costs could be higher or lower than the amounts recorded.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of cash and tax-exempt municipal debt instruments having maturities of 90 days or less. The carrying amount is a reasonable estimate of fair value.

INOVISION CORPORATION

Notes to Financial Statements

MARKETABLE SECURITIES

Marketable securities consists of tax-exempt municipal obligations with 1998 maturities. Interest income is accrued as earned and is reflected in the asset value of the marketable securities. Marketable Securities are valued at approximate market price.

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

The Company believes that it has tax net operating loss carryforwards which, due to the Company's liquidation, it may not utilize. The NOLs are generally available to offset future income of the Company or other members of its consolidated group. Furst Holdings, Inc., a company owned by Austin O. Furst, Jr., the Company's chairman, and members of his family, and Frogtown Holdings, Inc., a wholly-owned subsidiary of Furst Holdings, Inc., are the parent of the consolidated group of which the Company is a member and the Company's immediate parent company, respectively, and accordingly, under applicable tax law, may utilize the NOLs. As Furst Holdings or Frogtown Holdings utilizes all or any portion of the NOLs to offset future income, the portion of the NOLs so utilized will not inure to the benefit of the Company's other stockholders. If all of such NOLs had been utilized by the Company prior to liquidation, such utilization would have resulted in a maximum tax benefit to the Company in an amount not exceeding approximately 15 cents per share. Frogtown Holdings and Furst Holdings have entered into a Tax Assumption and Acknowledgment Agreement dated as of October 11, 1994 ("Tax Agreement").

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

INOVISION CORPORATION

Notes to Financial Statements

state and local income tax liability; and have waived any rights they may have to seek contribution from such stockholders in respect of the payment of these taxes or any other liabilities on behalf of the Company, although Furst Holdings and Frogtown Holdings have retained any rights they may have in respect thereof against the Company or any liquidating trust established by the Company.

(3) ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses at December 31, 1997, 1996 and 1995 include estimates of costs to be incurred in carrying out the Plan. These costs include a reserve for legal fees and other estimated liabilities. The actual costs could vary significantly from the related provisions due to uncertainty related to complexities and contingencies which may arise.

(4)  LIQUIDATING DISTRIBUTIONS
Pursuant to the Plan, substantially all assets of the Company other than the Contingency Reserve and the Settlement Rights (see note 5) were distributed to holders of the Company's Common Stock on November 9, 1994 ("Record Date Holders") in a liquidating distribution (the "Record Date Distribution") in the amount of $2.50 per share. Through December 31, 1997, assets aggregating $92,819,000 of the Record Date Distribution were distributed to Record Date Holders, and the remaining $837,000 of the Record Date Distribution, payable to Record Date Holders who had not surrendered their share certificates as of December 31, 1997, is recorded as a liability on the Company's December 31, 1997 Statement of Net Assets in Liquidation.

(5)  SETTLEMENT RIGHTS
The Company is a party to a settlement agreement (the "ITC Settlement") relating to the production of an animated motion picture featuring music by the Beatles. In January 1989, the Company brought an action against ITC Productions, Inc. ("ITC"), Computer Graphics Laboratories, Inc. and GCL Studios, Inc. The Company agreed to settle the litigation on April 19, 1994. Pursuant to the Company's Plan of Liquidation a $500,000 contingency reserve was recorded on the liquidation basis accounting records to provide for liabilities, if necessary, to be incurred to prosecute the litigation pending the closing of the settlement. During 1995 this $500,000 Contingency Reserve was applied against $157,000 of professional fees and expenses, and the remaining balance of $343,000 was reversed. Pursuant to the ITC Settlement, the Company received $908,333 in January 1995, $33,333 in January 1996, $33,333 in January 1998, and
has rights to a future payment of between $282,500 and $332,500 payable in January 2000 depending upon an amount in respect to taxes which may be payable. If principal photography on this motion picture commences, the foregoing payment will be accelerated to the date on which such principal photography commences.

The Company also is a party to a settlement and escrow agreement (the "Benji Settlement") with the producers of the theatrical motion picture, "Benji, the Hunted," pursuant to which the Company shares in the royalties periodically generated by the film. Pursuant to the Benji Settlement, the Company has received $1,551,000 prior to 1997 and an additional $24,220 in 1997. The Company will receive 30% of all future royalties, until the total royalties received by the Company under the settlement reaches $3.0 million. At that point, the Company will not be entitled to share in any future royalties.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT

See Item 12.

ITEM 11.    EXECUTIVE COMPENSATION

During the fiscal years ended December 31, 1997, 1996 and 1995, the Company had no executive officers other than Austin O. Furst, Jr., Chairman of the Board and Chief Executive Officer. Mr. Furst received no compensation from the Company during the three year period.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the following Record Date Holders by: (i) each director of the Company and (ii) all directors and officers as a group.

                                                                           Number and Percentage of
                                                                           Shares of Common Stock
                                 Principal Occupation        Director      Owned Beneficially as of
   Name and Age                      or Employment             Since       November 9, 1994 (a)
-------------------------    ------------------------        --------      ------------------------------
Austin O. Furst, Jr., 54*    Chairman of the Board               1981       30,767,400    (b)      82.13%
                             Natural World, Inc.

Stephen L. Einhorn, 55       President                           1985          101,000             **
                             New Line Home Video

Klaus Eppler, 67             Partner                             1985                     (c)      **
                             Proskauer Rose LLP
                              Attorneys-at-law

Donald Sting, 57             Private Investor                    1988                        -     **



All directors and officers as a group                                       30,868,400             82.40%
(4 persons)

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

                              Shares Beneficially                % of Shares
Name    (a)                          Owned                       Outstanding
Austin O. Furst, Jr.
Furst Holdings, Inc.             30,767,400(b)                        82.13%
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

Austin O. Furst, Jr., Chairman of the Board of the Company, is a director and substantial stockholder of Furst Holdings and members of his immediate family or trusts for their benefit (the "Trusts") own the balance of the stock in Furst Holdings. Klaus Eppler, a Director of the Company, is a director of Furst Holdings and acts as trustee of certain of the Trusts. The law firm in which Mr. Eppler is a partner has served as general counsel to the Company since its inception and represented the Company in connection with the Security Pacific Litigation, the ITC Litigation and the Plan of Complete Liquidation and Dissolution, and continues to represent the Company.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                            Page:
(A) (1) THE FOLLOWING FINANCIAL STATEMENTS
ARE INCLUDED IN PART II, ITEM 8:

Independent Auditors' Report                                10

Statement of Net Assets in Liquidation                      11
as of December 31, 1996 and 1997
(Liquidation Basis)

Statement of Changes in Net Assets in Liquidation           12
Years Ended December 31, 1995, 1996 and 1997
(Liquidation Basis)

(A) (3)                        EXHIBITS INCLUDED HEREIN:

Exhibit Number                      Exhibits                     Page

2 (a) Plan of Complete Liquidation and Dissolution incorporated by reference from exhibit to Information
Statement dated October 11, 1994

3 (a) Certificate of Incorporation of the Registrant, as amended.*

b) By-Laws of the Registrant.**

(c) Amendment to Certificate of Incorporation of the Registrant, as amended, effecting the change of the Registrant's name from Vestron Inc. to Inovision
Corporation.***

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

--------------------------

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


March 27, 1998          INOVISION CORPORATION
                        Registrant



By:                                    /s/ Austin O. Furst, Jr.
                                           -----------------------
                                           Austin O. Furst, Jr.
                                           Chairman of the Board
                                           Principal Executive Officer,
                                           Principal Financial
                                           and Accounting Officer.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 27, 1998                          /s/  Austin O. Furst, Jr.
                                        --------------------------------
                                             Austin O. Furst, Jr.
                                             Chairman of the Board
                                             and Chief Executive Officer



March 27, 1998                          /s/  Stephen L. Einhorn
                                        --------------------------------
                                             Stephen L. Einhorn
                                             Director


March 27, 1998                          /s/  Klaus Eppler
                                        --------------------------------
                                             Klaus Eppler
                                             Director

March 27, 1998                          /s/  Donald Sting
                                        --------------------------------
                                             Donald Sting
                                             Director