Form 10-Q
period 1998-03-31
INOVISION CORP
filed 1998-05-14
CIK 775526

           United States Securities and Exchange Commission
                           Washington, DC  20549

                                  FORM 10Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Quarterly Period Ended March 31, 1998
                                   or
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

                               INOVISION CORPORATION

                       Statement of Net Assets in Liquidation
                                As of March 31, 1998

               (In thousands, except share and per share amounts)

                                        (Liquidation Basis)

                             December 31, 1997           March 31, 1998
Assets
Cash and Cash
    Equivalents (note 2)         $       1,364              $        1,358
Marketable
    Securities (note 3)                  1,907                       1,868
Settlement rights (note 5)                 230                         230
                                 ______________             _______________

                                 $       3,501              $        3,456
                                 ______________             _______________
Liabilities
Accrued expenses and
   other liabilities
   including liquidation
   costs                         $         742              $          666
Liquidation distribution
     payable (note 1)                      837                         837
                                 ______________             _______________

                                         1,579                       1,503
                                 ______________             _______________
Net assets in liquidation
     (note 1)                    $       1,922              $        1,953
                                 ==============             ===============
Number of common shares
    as of Record Date
    (note 1)                        37,462,569                  37,462,569
                                 ==============             ===============
Net assets in liquidation
     per share                   $        0.05              $         0.05
                                 ==============             ===============

See accompanying notes to financial statements.

                              INOVISION CORPORATION

                 Statement of Changes in Net Assets in Liquidation
                     For the three months ending March 31, 1998

                                 (In thousands)

                               (Liquidation Basis)

Net assets in liquidation
     at December 31, 1997                               $       1,922

Interest Income                                                    34

Realized/Unrealized (Loss) in Marketable Securities                (3)
                                                         _____________
Net assets in liquidation
     at March 31, 1998                                      $   1,953
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

         These financial statements are unaudited, but in the opinion of management include all adjustments necessary to fairly state the information included therein in accordance with generally accepted accounting principles for the interim financial information and in accordance with instructions to form 10Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes thereto which are incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1997.

(2)     Cash and Cash Equivalents
          Cash equivalents consist of cash and tax-exempt municipal debt instruments having maturities of 90 days or less.

(3)      Marketable Securities
           Marketable securities consist of tax-exempt municipal obligations which will mature in 1998. Interest income is accrued as earned and is reflected in the asset value of the marketable security. Marketable securities are valued at approximate market price.


(4)      Income Taxes
          The Company believes that it has tax net operating loss carryforwards. Accordingly, no provision for income taxes is necessary.

(5)      Settlement Rights
          The Company, in settlement of a litigation relating to the production of an animated motion picture featuring music by the Beatles has rights to payments of (i) $33,333 paid in January 1998, and (ii) depending upon an amount in respect to taxes which may be payable, between $282,500 and $332,500 payable in January 2000. If principal photography on this motion picture commences, the January 2000 payment will be accelerated to the date on which such principal photography commences.

          The Company also is a party to a settlement and escrow agreement with the producers of the theatrical motion picture, "Benji, the Hunted," pursuant to which the Company is entitled to receive 30% of all future royalties generated by the film until the royalties received by the Company under the settlement reaches $3.0 million. To date, the Company has received royalties of $1,575,220 prior to 1998, and none to date in 1998.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

          Since the effective date of the Company's Plan of Liquidation on November 9, 1994, the Company's Financial
Statements are presented on a liquidation basis. See the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10K for the year ended December 31, 1997.

         Under the Plan of Liquidation, a liquidating distribution of $93,656,000 ($2.50 per share) was declared payable to holders of the Company's Common Stock on November 9, 1994
("Record Date Distribution").  The remaining $837,000 of the
Record Date Distribution, payable to holders of the Company's
Common Stock on November 9, 1994 who had not surrendered their share certificates as of March 31, 1998, is recorded as a liability on the Company's March 31, 1998 statement of assets in liquidation.

Part II

          (1)     Legal Proceedings
                    None. The former subsidiary of the Company which has been dissolved was dismissed as a defendant in Kling v. United Feature Syndicate, Inc., et al. See the Company's Form 10-K for the fiscal year ended December 31, 1997.

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

Dated:  May 13, 1998

By:   /s/Austin O. Furst, Jr.
    ______________________________
           Austin O. Furst, Jr.
           Chairman of the Board, Principal Executive Officer
           and Principal Financial and Accounting Officer

















