Form 10-Q
period 1998-06-30
INOVISION CORP
filed 1998-08-13
CIK 775526

           United States Securities and Exchange Commission
                           Washington, DC  20549

                                  FORM 10Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Quarterly Period Ended June 30, 1998
                                   or
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

                               INOVISION CORPORATION

                       Statement of Net Assets in Liquidation
                                As of June 30, 1998

               (In thousands, except share and per share amounts)

                                        (Liquidation Basis)

                             December 31, 1997           June 30, 1998
Assets
Cash and Cash
    Equivalents (note 2)         $       1,364              $        1,311
Marketable
    Securities (note 3)                  1,907                       1,881
Settlement rights (note 5)                 230                         230
                                 ______________             _______________

                                 $       3,501              $        3,422
                                 ______________             _______________
Liabilities
Accrued expenses and
   other liabilities
   including liquidation
   costs                         $         742              $          613
Liquidation distribution
     payable (note 1)                      837                         830
                                 ______________             _______________

                                         1,579                       1,443
                                 ______________             _______________
Net assets in liquidation
     (note 1)                    $       1,922              $        1,979
                                 ==============             ===============
Number of common shares
    as of Record Date
    (note 1)                        37,462,569                  37,462,569
                                 ==============             ===============
Net assets in liquidation
     per share                   $        0.05              $         0.05
                                 ==============             ===============

See accompanying notes to financial statements.

                              INOVISION CORPORATION

                 Statement of Changes in Net Assets in Liquidation
                     For the three months ending June 30, 1998

                                 (In thousands)

                               (Liquidation Basis)

Net assets in liquidation
     at December 31, 1997                               $       1,922

Interest Income                                                    64

Realized/Unrealized (Loss) in Marketable Securities                (7)
                                                         _____________
Net assets in liquidation
     at June 30, 1998                                       $   1,979
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

         Under the Plan of Liquidation, a liquidating distribution of $93,656,000 ($2.50 per share) was declared payable to holders of the Company's Common Stock on November 9, 1994
("Record Date Distribution").  The remaining $830,000 of the
Record Date Distribution, payable to holders of the Company's
Common Stock on November 9, 1994 who had not surrendered their share certificates as of June 30, 1998, is recorded as a liability on the Company's June 30, 1998 statement of assets in liquidation. Under the Plan of Liquidation, all remaining assets of the Company are to be liquidated, and a final distribution is to be made, on or before September 30, 1998, to holders of the Company's Common Stock on November 9, 1994, or to a Liquidating Trust for the benefit of such holders.

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

Dated: July ___, 1998

By:   /s/Austin O. Furst, Jr.
    ______________________________
           Austin O. Furst, Jr.
           Chairman of the Board, Principal Executive Officer
           and Principal Financial and Accounting Officer

















